Form 10-K
period 2001-12-31
ROYALTY MORTGAGE INCOME FUNDS IV
filed 2002-03-29
CIK 864603

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended      December 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number    33-35235

Royalty Mortgage Income Fund IV
(A California Limited Partnership)
(Exact name of registrant as specified in its charter)


California
77-0278390
(State or other jurisdiction of
corporation or organization)
(I.R.S. Employer Identification No.)


686 East Bullard Avenue, Suite 105
Fresno, California  93710
(Address of principal executive offices)

(559) 261-9002
(Registrant's telephone number, including area code)

</c>

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No _



ITEM 1.	BUSINESS

General

Royalty Mortgage Income Fund, a California limited partnership (the "Registrant"), was engaged in the business of making or acquiring short-term loans secured primarily by mortgages on residential and commercial properties located in California and other Western states. The Registrant would invest primarily in first and second mortgages and, to a lesser extent, in wrap-around mortgages, equity participation, construction loans and other junior mortgages. The loans were originated or acquired and serviced by the general partner of the Registrant, Royalty Management Corporation, a California corporation (the "General Partner").

Business

The Registrant was engaged in the business of making or acquiring short-term loans secured primarily by mortgages on residential and commercial properties located in California and other Western states. The Registrant invested primarily in first and second mortgages and, to a lesser extent, in wrap-around mortgages, equity participations, construction loans and other junior mortgages. The Registrant would primarily lend to borrowers who were unable to obtain financing from conventional sources because of credit problems or other factors. The Registrant typically would make or acquire loans bearing higher interest rates than loans made by financial institutions, such as banks, and generally would require borrowers to pay substantial loan application and commitment fees.

Prior to May 7, 1996, some members of the management team of the Registrant were alleged to and, in some cases, found to be civilly liable for certain acts of fraud, dissipation of assets, and mismanagement related to the operation of the Registrant.

In order to thereafter protect the assets and interests of the Registrant and its limited partners, Registrant and its General Partner have been operating under the direction and supervision of Sheldon H. Sloan, who was appointed Special Master of Registrant and its General Partner pursuant to an Order dated May 7, 1996 of the United States District Court for the Central District of California in the actions entitled Royalty Management Corp. v. Robert Clarence Wilson, et al., Case No CD-96-2170 DT
(Mcx) and MHK Investment Corporation v. Stuart Greenberg, Case No. CV-96-2457 DT (Sgx). Under the supervision of the Special Master, the Registrant is continuing with its liquidation. As proceeds have been received from maturing loans, sales of property owned by Registrant and litigation settlements or judgments, they have been distributed to the limited partners net of anticipated expenses to be incurred in the day to day operations of the Registrant and the expenses of the Special Mastership.

As of December 31, 2001, the Registrant did not have any loans in its portfolio. No real estate owned ("REO") properties were sold by the Registrant in the fiscal year ended December 31, 2001. No notes were assigned by Registrant in the fiscal year ended December 31, 2001.

Employees

The Registrant has no employees. The General Partner provides management services to the Registrant and is reimbursed for those services by the Registrant. The General Partner has one
(1) full time employee and one (1) part time employee.

ITEM 2.	PROPERTIES

The Registrant made or acquired mortgage loans for investment and did not ordinarily engage in real estate operations or make or acquire loans primarily for sale or other disposition in the ordinary course of business. The Registrant, however, is required to engage in limited real estate operations if, among other things, the Registrant forecloses on a property on which it has made or acquired a mortgage loan and takes over management of the property. The ownership of equity interests in real estate is not an objective of the Registrant, such operations are only conducted pending sale of the properties so acquired.

As of December 31, 2001, the REO properties were comprised of the following:

City
Foreclosure
Date
Principal
Adjustment
to Basis
Book Value
Oxnard
March 3, 2000
$669,364
$852,033
$1,521,397
</c>

ITEM 3.	LEGAL PROCEEDINGS

The Registrant and its limited partners, Registrant and its General Partner have been operating under the direction and supervision of Sheldon H. Sloan, who was appointed Special Master of Registrant and its General Partner pursuant to an Order dated May 7, 1996 of the United States District Court for the Central District of California in the actions entitled Royalty Management Corp. v. Robert Clarence Wilson, et al., Case No CD-96-2170 DT
(Mcx) and MHK Investment Corporation v. Stuart Greenberg, Case No. CV-96-2457 DT (Sgx).


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.



PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Units are not traded on any established public trading market. To the best of the Registrant's knowledge, there has been no trading in the Units.

As of December 31, 2001, 152,431.4649 Units were held by approximately 824 holders.

During the two fiscal years ended December 31, 1999 and December 31, 2001, the Registrant has made the following cash payments to the Limited Partners:

2000
2001

Amount
Amount
January
$0
$0
February
$0
$0
March
$0
$0
April
$0
$0
May
$0
$0
June
$0
$0
July
$0
$0
August
$0
$0
September
$0
$0
October
$0
$0
November
$0
$0
December
$225,000
$0
Total:
$225,000
$0
</c>

The foregoing payments may include distributions of profits of the Registrant and/or return of capital.

No equity securities of the Registrant were sold by the Registrant during the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

As a result of the change in management of the General
Partner, the change in independent public accountants of the Registrant and the uncertainties previously reported, the General Partner's current management is concerned that it does not have complete access to all information and records relevant to the Registrant's business, operations and financial condition during the period prior to the acquisition of the General Partner by Baraban Holdings Corporation (BHC), on November 1, 1992. The accounting treatment for certain transactions during that period will affect the accounting treatment for certain transactions during the year ended December 31, 2001. In addition, current management believes that it may not be in possession of certain financial records of the Registrant. Pursuant to Rule 12b-21 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Registrant has included in this report only such information as is currently possessed by the Registrant. In the unlikely event that additional information becomes available, such information will be filed by amendment.


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

The liquidation of the Registrant is expected to be completed within calendar year 2001.

Registrant has an interest in two judgments (a December 16, 1996 judgment in the principal amount of $12,000,000 and a January 9, 1996 judgment in the principal amount of $36,848,000) and 1,300,000 illiquid and unmarketable shares of common stock of Baraban Capital Corporation. Neither the judgments nor the stock are believed by Registrant likely to result in Registrant realizing any proceeds. However, the judgments and stock have been assigned to a collection company which has agreed to incur the expenses of collection and to remit to Registrant and the other interested parties fifty percent (50%) of any proceeds recovered. Upon the liquidation of Registrant, the rights of Registrant under this assignment will be transferred to a Stock and Judgment Trust to be administered by the Special Master as Trustee, and in the event any proceeds ultimately are recovered, the net proceeds will be distributed to the limited partners of Registrant and the other interested parties.

Current management believes that it may not be in possession of certain financial records of the Registrant and is concerned that it does not have complete access to all information and records relevant to the Registrant's business, operations and financial condition during the period prior to the acquisition of the General Partner by BHC on November 1, 1992. Pursuant to Rule 12b-21 promulgated under the Exchange Act, the Registrant has included in this report only such information as is currently possessed by the Registrant. In the unlikely event that additional information becomes available, such information will be filed by amendment.


ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Current management believes that it may not be in possession of certain financial records of the Registrant and is concerned that it does not have complete access to all information and records relevant to the Registrant's business, operations and financial condition during the period prior to the acquisition of the General Partner by BHC on November 1, 1992. Pursuant to Rule 12b-21 promulgated under the Exchange Act, the Registrant has included in this report only such information as is currently possessed by the Registrant. In the unlikely event that additional information becomes available, such information will be filed by amendment.


ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III


ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following biographical information is furnished with respect to each of the directors and executive officers of the General Partner, including each such person's principal occupation during the past five years.

Stuart S. Greenberg, age 70, is nominally the Chairman of the Board, President and Treasurer of the General Partner of Registrant. However, since May 7, 1996, in order to amongst other things, protect the assets and interests of the Registrant and its limited partners, Registrant and its General Partner have been operating under the direction and supervision of Sheldon H. Sloan, who was appointed Special Master of the Registrant and its General Partner pursuant to an Order dated May 7, 1996 of the United States District Court for the Central District of California in the actions entitled Royalty Management Corp. v. Robert Clarence Wilson, et al., Case No. CD-96-2170 DT (Mcx) and MHK Investment Corporation v. Stuart Greenberg, Case No. CV-96-2457 DT (Sgx).


ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the fees, compensation and other expense reimbursements paid to the General Partner for the three fiscal years ending December 31, 2001.

Year Ending December 31,


2001

2000

1999
General Partner's share of
distributable cash
$ -0-
$ -0-
$ -0-
Expense Reimbursement to
General Partner
$ -0-
$ -0-
$ -0-
Loan servicing fees paid to
outside entities
$ -0-
$ -0-
$ -0-
Loan commitment fees and
application fees paid to
outside entities
$ -0-
$ -0-
$ -0-

Total

$ -0-

$ -0-

$ -0-
</c>

Direct costs may be reimbursed for goods or materials used for or by the Registrant and obtained from entities not affiliated with the General Partner and for administrative services performed by officers or employees of the General Partner which could be performed directly for the Registrant by third parties. In accordance with the authority granted by the above-mentioned May 7, 1996 Order, the Special Master has taken control of the bank accounts, assets and proceeds from transactions of Registrant, and he has retained counsel and other professionals to assist him. Pursuant to subsequent Court orders, the expenses incurred and authorized by the Special Master have been borne by Registrant and other public limited partnerships of which Royalty Management Corporation also is the general partner and over which the Special Master also was appointed.

No officer, director or employee of the General Partner received any direct compensation from the Registrant during the fiscal year ended December 31, 2001.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

To the best of the Registrant's knowledge, as of March 9,2001 there was no entity or individual holding more than 5% of the Units. None of the executive officers or directors of the General Partner hold any Units.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Certain members of former management are alleged to have made loans on favorable terms from which income was indirectly diverted to themselves through excessive points and fees paid to entities in which they had interests and to have otherwise engaged in improper transactions which adversely affected the interests of the Registrant.

See Item 11, Executive Compensation, for information regarding compensation paid to the General Partner for services rendered to the Registrant.

Current management believes that it may not be in possession of certain financial records of the Registrant and is concerned that it does not have complete access to all information and records relevant to the Registrant's business, operations and financial condition during the period prior to the acquisition of the General Partner by BHC on November 1, 1992. Pursuant to Rule 12b-21 promulgated under the Exchange Act, the Registrant has included in this report only such information as is currently possessed by the Registrant. In the unlikely event that additional information becomes available, such information will be filed by amendment.



PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

None.

SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALTY MORTGAGE INCOME FUND IV
A California limited partnership
686 East Bullard Avenue
Suite 105
Fresno, California  93710

By:	ROYALTY MANAGEMENT CORPORATION
	General Partner


Dated:  March 21, 2002
By:	__________________________
	Victoria Nino
	Assistant Secretary
</c>

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the General Partner of the Registrant and in the capacities and on the dates indicated.

Signature
Capacity


Assistant Secretary
Date


March 21, 2002
Victoria Nino


</c>